Form 10QSB
period 1995-06-30
CRYSTAL MOUNTAIN INC
filed 1995-08-14
CIK 26020

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ________________________

(Mark One)                         FORM 10-QSB

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

( )                TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended                 Commission File Number 0-2374
        March 31, 1995

                             CRYSTAL MOUNTAIN, INC.
             (Exact name of registrant as specified in its charter)


                           ONE CRYSTAL MOUNTAIN BLVD.
                       CRYSTAL MOUNTAIN, WASHINGTON 98022
                    (address of principal executive offices)


        Washington                                  91-0683256
(State of Incorporation)                 (IRS Employer Identification Number)



                                 (360) 825-3865
                               (Telephone number)

Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                              Yes  (X)     No  ( )

At June 30, 1995, 26609 shares of $50 par value Class A common stock and 710 shares of $20 par value Class B common stock were outstanding.

                            CRYSTAL MOUNTAIN, INC.

                               TABLE OF CONTENTS


                                                                       Page No.
PART I       Financial Information

  Item 1     Financial Statements
               Balance Sheet                                              3
               Statement of Income                                        4
               Statement of Cash Flows                                    5
               Notes to Financial Statements                              6

  Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7

PART II      Other Information

  Item 1     Legal Proceedings                                            8

SIGNATURES                                                                9

EXHIBIT 27

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            CRYSTAL MOUNTAIN, INC.
                                BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                                                         June 30,       June 30,
                                                                           1995           1994
                                                                        ----------     -----------
CURRENT ASSETS
 Cash and cash equivalents                                             $   154,000    $   168,000
 Short-term investments                                                    112,000        113,000
 Accounts receivable                                                        24,000         90,000
 Inventories                                                               115,000         54,000
 Prepaid expenses                                                           47,000        121,000
                                                                        ----------     ----------
        Total current assets                                               452,000        546,000

LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT, net                          7,779,000      8,468,000

OTHER ASSETS                                                                92,000         72,000
                                                                        ----------     ----------
                                                                       $ 8,323,000    $ 9,086,000
                                                                        ==========     ==========

                      LIABILITIES AND STOCKHOLER'S EQUITY

CURRENT LIABILITIES
 Line of credit                                                                -              -
 Accounts payable                                                          240,000        144,000
 Accrued Liabilities                                                       423,000        420,000
 Interest payable                                                            1,000         71,000
 Deferred income                                                           163,000            -
 Current portion of term debt and leases                                   208,000        214,000
                                                                        ----------     ----------
        Total current liabilities                                        1,035,000        849,000

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   net of current portion                                                3,742,000      4,051,000

DEFERRED INCOME TAX                                                         55,000         55,000
                                                                        ----------     ----------
        Total liabilities                                                4,832,000      4,955,000

STOCKHOLDERS' EQUITY
 Common stock---
      Class A, $50 par value per share,
           90,000 shares authorized, 26,609 issued and outstanding       1,331,000      1,331,000
      Class B, $20 par value per share,
           25,000 shares authorized, 710 issued and outstanding             14,000         14,000
 Additional paid-in capital                                                505,000        505,000
 Retained earnings                                                       1,641,000      2,281,000
                                                                        ----------     ----------
        Total stockholders' equity                                       3,491,000      4,131,000
                                                                        ----------     ----------
                                                                        $8,323,000     $9,086,000
                                                                        ==========     ==========



                See accompanying notes to financial statements.

                            CRYSTAL MOUNTAIN, INC.
                             STATEMENT OF INCOME
                                 (Unaudited)



                                               For the Three Months Ended     For the Nine Months Ended
                                                        June 30,                      June 30,
                                              ---------------------------     -------------------------
                                                  1995            1994           1995           1994
                                              -----------     -----------     ----------     ----------
                                                               (Restated)                     (Restated)
REVENUES
   Mountain operations                        $   255,000     $   249,000     $6,735,000     $6,463,000
   Food services                                   78,000          81,000      1,878,000      1,803,000
                                              -----------     -----------     ----------     ----------
                                                  333,000         330,000      8,613,000      8,266,000
                                              -----------     -----------     ----------     ----------
EXPENSES
   Mountain operations                            461,000         495,000      3,202,000      2,968,000
   Food services                                  108,000         124,000      1,622,000      1,388,000
   General and administrative                     594,000         406,000      2,386,000      2,277,000
   Depreciation and amortization                  222,000         237,000        794,000        642,000
   Interest                                        74,000          71,000        257,000        238,000
                                              -----------     -----------     ----------     ----------
                                                1,459,000       1,333,000      8,261,000      7,513,000
                                              -----------     -----------     ----------     ----------

Income (loss) before income taxes              (1,126,000)     (1,003,000)       352,000        753,000

Income tax benefit (expense)                          -               -              -              -

NET INCOME (LOSS)                             $(1,126,000)    $(1,003,000)    $  352,000     $  753,000
                                              ===========     ===========     ==========     ==========
NET EARNINGS PER COMMON SHARE                 $    (41.22)    $    (36.71)    $    12.88     $    27.56
                                              ===========     ===========     ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                27,319          27,319         27,319         27,319
                                              -----------     -----------     ----------     ----------





                See accompanying notes to financial statements.

                            CRYSTAL MOUNTAIN, INC.
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                          For the Three Months Ended     For the Nine Months Ended
                                                                   June 30,                       June 30,
                                                         ---------------------------     -------------------------
                                                             1995            1994            1995          1994
                                                         -----------     -----------     -----------     ---------
                                                                          (Restated)                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (Loss)                                     $(1,126,000)    $(1,003,000)    $   352,000     $ 753,000
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities
       Depreciation and amortization                         222,000         237,000         794,000       642,000
       Change in:
         Accounts receivable                                  60,000         106,000          42,000       (29,000)
         Inventories                                          12,000          27,000         (15,000)       19,000
         Prepaid expenses                                     22,000          27,000          65,000       (36,000)
         Other assets                                            -             8,000         101,000        97,000
         Accounts payable                                    (15,000)       (163,000)         24,000      (268,000)
         Accrued liabilities                                (353,000)       (455,000)         19,000      (137,000)
         Deferred income                                     (31,000)            -            92,000       (92,000)
                                                         -----------     -----------     -----------     ---------
                                                             (83,000)       (213,000)      1,122,000       196,000
                                                         -----------     -----------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in short-term investments                 -            (3,000)            -          (5,000)
   Capital expenditures, net                                 (75,000)        (70,000)       (460,000)     (703,000)
                                                         -----------     -----------     -----------     ---------
                                                             (75,000)        (73,000)       (460,000)     (708,000)
                                                         -----------     -----------     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on line of credit                                -               -          (400,000)          -
   Principal payments on long-term
      debt and leases                                        947,000       1,176,000        (608,000)     (223,000)
                                                         -----------     -----------     -----------     ---------
                                                             947,000       1,176,000      (1,008,000)     (223,000)
                                                         -----------     -----------     -----------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (337,000)       (113,000)          6,000        18,000

CASH AND CASH EQUIVALENTS
   Beginning of period                                       491,000         281,000         148,000       150,000
                                                         -----------     -----------     -----------     ---------

   End of period                                         $   154,000     $   168,000     $   154,000     $ 168,000
                                                         ===========     ===========     ===========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest              $    74,000     $    71,000     $   257,000     $ 238,000
                                                         ===========     ===========     ===========     =========




                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE, 1995 AND 1994
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

         In the opinion of management, the financial statements include all adjustments necessary to present fairly the changes in financial position and results of operations for the interim periods reported.

         Revenues are subject to material seasonal variations with approximately 90% of the Company's revenue recognized during the winter months of each fiscal year. Interim operating results may not be taken as fairly representative of the estimated results for a full fiscal year.

         The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to Financial Statements" set forth in the Company's 10-K filing for the year ended September 30, 1994.


NOTE 2 - PRIOR PERIOD ADJUSTMENTS

         The company restated its previously issued 1993 financial statements to correct certain errors related to fixed assets. Subsequent to issuing the 1993 financial statements, the Company determined that depreciation and amortization expense had not been computed on fixed assets acquired during 1993. The Company also determined that the financial statements included fixed assets that were no longer in service.

         For the year ended September 30, 1994, interim financial statements originally issued reported the Company's changes in financial position and results of operations without the effects of the prior period adjustments. To conform with presentation of interim financial statements during the year ending September 30, 1995, previously issued amounts have been restated.


NOTE 3 - PROVISION FOR INCOME TAX

         There is no income tax provision for the interim periods reported because the Company has significant net operating loss carryforwards which are expected to be utilized to offset net income.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


                  NINE MONTHS ENDING JUNE 30, 1995 COMPARED
                     TO NINE MONTHS ENDING JUNE 30, 1994


Crystal Mountain is a company whose fortunes rise and fall with the vagaries of weather. Each year is unique as to how weather conditions direct our financial results. The 1994-95 winter season proved just how weather dependent we are. We began this winter season with our earliest opening ever on November 6, 1994. Skiing conditions were excellent and business was ahead of expectations. By the middle of December the Company was on track for a record year for snowfall, skier visits and revenues.

Unseasonably warm weather arrived the week before Christmas and remained with us until the middle of March. Due to the warm and often stormy weather the Company did not attract the number of daily paid skier visits during this winter as is normally expected. Paid skier visits fell dramatically compared to the first nine months of 1994: 252,959 in 1995 versus 311,000 in 1994.

The Company's ability to reduce variable costs is limited once the mountain is open for the season. It is difficult to reduce operating costs as revenues decline, without cutting the quality of services that skiers expect and are required if the Company is to remain competitive during the ski season. Mountain operating expenses and food services expenses are up 8% and 17% respectively from the previous year. The cost of providing services to essentially the same number of skiers in 1995 as 1994 was significantly higher because the resort was open four weeks longer.

Depreciation expense is up 24% for the nine month period. The increase is due to reducing the depreciation life of our computerized ticketing system as well as asset additions which were put into service last year. Interest expense is up 8% even though outstanding debt is less than the prior year. Interest rates have risen from last year resulting in an increase in interest expense.

Total revenues increased $347,000 (4%) from 1994, however total expenses increased $748,000 (10%) resulting in a lower net income for 1995 ($352,000 versus $753,000). The November 6, 1994 opening was 34 days before the 1993 opening of December 10. In 1995 it took more days of operations to achieve comparable revenues and skier visits resulting in a 53% decline in net income.

The Company reduced total bank debt to $3,942,000 at June 30, 1995, from $4,251,000 at June 30, 1994, a decrease of $309,000. The negative working capital for the interim period ending June 30, 1995 is not unusual. A new loan agreement is being negotiated with SeaFirst Bank which will consolidate the term line and the operating line into one agreement. This new agreement will increase our financial flexibility and will serve to fund new capital projects. As the fiscal year progresses, we expect to continue to meet obligations as they come due.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party to any material pending legal proceedings, other than ordinary routine litiation either incidental to the business or covered by the Company's liability insurance.

                             CRYSTAL MOUNTAIN, INC.





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 1995.



                             CRYSTAL MOUNTAIN, INC.




                             Date:  August 14, 1995


                   By________________________________________
                             Tom Leonard, President




                             Date:  August 14, 1995


                  By_________________________________________
                 George Schmidt, Director of Finance & Systems