Form 10KSB40
period 1995-09-30
CRYSTAL MOUNTAIN INC
filed 1995-12-29
CIK 26020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1995
                                            ------------------

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-2374
                                                 ------

                             CRYSTAL MOUNTAIN, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                   WASHINGTON
                                   ----------
                            (State of Incorporation)

                                   91-0683256
                                   ----------
                                  (IRS Employer
                               Identification No.)

          ONE CRYSTAL MOUNTAIN BLVD, CRYSTAL MOUNTAIN, WASHINGTON 98022
          -------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (360) 825-3865
                                                           --------------

              Securities registered under Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant of Section 12(g) of the Act:

        Class A. Common Stock, par value $50 with lift ticket privilege.
        ----------------------------------------------------------------
                                (Title of class)

        Class B. Common Stock, par value $20 with lift ticket privilege.
        ----------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /
                                     ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $9,272,000.

As of October 31, 1995 there were 26,609 Class A and 710 Class B common shares outstanding, of which 26,256 shares of Class A and 710 shares of Class B are held by non-affiliates. Aggregate market value of Class A voting stock held by non-affiliates of the registrant as of October 31, 1995 is $8,533,200.

The aggregate market value of the Class B common stock cannot be determined since there is no market for the sale or exchange of shares.

Documents incorporated by reference:

         Annual report to security holders for fiscal year ended
         September 30, 1995 filed November 11, 1995
         Proxy statement filed November 11, 1995


Transitional Small Business Disclosure

         Format (Check one)       Yes          No  X
                                      ---         ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I:

Item 1     -   Desccription of Business                       Pages 3-5 of the Fiscal 1995 Annual
                                                              Report to Shareholders for the year
                                                              ended September 30, 1995.

Item 2     -   Description of Property                        Pages 3-5 of the Fiscal 1995 Annual
                                                              Report to Shareholders for the year
                                                              ended September 30, 1995.

Part II:

Item 5     -   Market for Common Equity and                   Page 1 of the Fiscal 1995 Annual
               Related Stockholder Matters                    Report to Shareholders for the year
                                                              ended September 30, 1995.

Item 6     -   Management's Discussion and                    Pages 15-16 of the Fiscal 1995 Annual
               Analysis or Plan of Operation                  Report to Shareholders for the year
                                                              ended September 30, 1995.

Item 7     -   Financial Statements                           Pages 6-14 of the Fiscal 1995 Annual
                                                              Report to Shareholders for the year
                                                              ended September 30, 1995.

Item 8     -   Changes In and Disagreements                   Page 8 of the Registrant's definitive
               with Accountants on Accounting and             Proxy Statement for its 1994 and 1995
               Financial Disclosure                           Annual Meeting of Shareholders.

Part III:

Item 9     -   Directors, Executive Officers,   )             Registrant's definitive Proxy Statement
               Promotors and Control Persons,   )             for its 1995 Annual Meeting of
               Compliance with Sector 16(a)     )             Shareholders which involves the
               of the Exchange Act              )             election of directors and which will be
                                                )             filed with the Commission within 120
Item 10    -   Executive Compensation           )             days after the close of the fiscal year.
                                                )
Item 11    -   Security Ownership of            )
               Certain Beneficial Owners        )
               and Management                   )
                                                )
Item 12    -   Certain Relationships and        )
               Related Transactions             )

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Information required with respect to description of the Registrant's business is incorporated by reference to pages 3 through 5 of the Fiscal 1995 Annual Report to Shareholders.

ITEM 2.  DESCRIPTION OF PROPERTY

Information required with respect to the Registrant's property is incorporated by reference to pages 3 through 5 of the Fiscal 1995 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in various personal injury lawsuits arising in the ordinary course of business, none of which, if resolved against the Company, would have a material adverse impact on the operations or results of the Company. The Company has liability insurance which will cover pending litigation claims. The Company's deductible under its liability insurance policies on any single claim is $50,000 up to a maximum of $150,000 for all claims in any single year. The Company is not a party to any other pending or known legal proceedings governmental or otherwise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information required with respect to the Registrant's common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Shareholder Information" on Page 1 of the Fiscal 1995 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

Information required with respect to the Registrant's financial condition, changes in financial condition, and results of operations is incorporated herein by reference to Pages 15 through 16 of the Fiscal 1995 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

The required financial statements are incorporated herein by reference to Pages 6 through 14 of the Fiscal 1995 Annual Report to Shareholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The information concerning Changes In and Disagreements with Accountants On Accounting and Financial disclosures required by Item 8 of Form 10-KSB is set forth under the caption "Accountants" on Page 8 of the Registrant's definitive Proxy Statements for the 1994 and 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

The Company employed Langlow, Tolles & Co., P.S., as its independent public accountants during the past fiscal year from October 1, 1993 to August 9, 1994. Langlow Tolles was dismissed as accountants for the Company on August 9, 1994 and Moss Adams was employed as its accountants on that date. The change in accountants was recommended by the Budget/Audit/Finance Committee and approved by the Board of Directors. During the two most recent fiscal years, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The principal accountant's report on the financial statements has never contained an adverse opinion or a disclaimer of opinion, or been modified as to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

The information concerning Directors required by Item 9 of Form 10-KSB is set forth under the caption "Election of Directors" on Page 3 of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Information required with respect to Registrant's executive officers is incorporated herein by reference to Pages 6 through 7 of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders which will be filed with the Commission within 120 days after the close of the fiscal year.

The executive officers of the Corporation who are not directors are listed in the following table with a description of their occupations for the past five years:

                                                     Principal Occupation During
Name                    Age       Position                 Last Five Years
----                    ---       --------           ---------------------------
Peter G. Gillis         40        V.P. Mountain      Mr. Gillis joined Crystal Mountain in 1990
                                  Operations         as Vice President of Mountain Operations.
                                                     Prior to Crystal, he worked as the
                                                     assistant General Manager for Bretton Woods
                                                     Ski Area in New Hampshire from 1987 through
                                                     1990.

ITEM 10. EXECUTIVE COMPENSATION

The information concerning Executive Compensation required by Item 10 of Form 10-KSB is set forth under the caption "Executive Compensation" on Pages 7 through 8 of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Effective October 1, 1994 the Vice President of Mountain Operations, Peter G. Gillis was covered by a Deferred Compensation Contract by which the Company contributes cash to a special account that will be available to Mr. Gillis when his employment terminates. The Company contributed $6,500 to the account for the year ended September 30, 1995.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 11 of Form 10-KSB is set forth under the caption "Voting Securities and Principal Holders Thereof" on Page 2 of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is set forth under the caption "Certain Relationships and Related Transactions" on Page 8 of the Registrant's definitive Proxy Statement for the 1995 Annual meetings of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following are filed as part of this report:

         (1)  Financial Statements

              See Annual Report to Shareholders incorporated by reference.

                                                                                Page in Annual
                                                                            Report to Shareholders
                                                                            ----------------------
              Financial Statements Index:

              Independent Auditors' Report                                           14

              Balance Sheet as of September 30, 1995 and 1994                         6

              Statement of Operations for the years ended

              September 30, 1995 and 1994                                             7

              Statement of Cash Flows for the years ended

              September 30, 1995 and 1994                                             8

              Statement of Changes in Stockholders' Equity for the

              years ended September 30, 1995 and 1994                                 9

              Notes to the Financial Statements                                     9-14

         (2)  Exhibits:  See subparagraph (c) below

(b) There were no reports filed on Form 8-K during the fiscal year ended September 30, 1995.

(c) See Exhibit Index on Pages 9 and 10

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crystal Mountain, Inc.
(Registrant)

/s/ Thomas F. Leonard
-----------------------------------
THOMAS F. LEONARD
President

/s/ PETER G. GILLIS
-----------------------------------
Peter G. Gillis
Vice President, Mountain Operations

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                       Date
----------                     -----                       ----
/s/ ROBERT E. CARLSON
--------------------------     Chairman of the Board,
E. Carlson                     Director                    December 11, 1995


/s/ W. DAVID SCHODDE, JR.
--------------------------     Vice Chairman of
W. David Schodde, Jr.          the Board, Director         December 11, 1995


/s/ THOMAS F. LEONARD
--------------------------
Thomas F. Leonard              President and Director      December 11, 1995


/s/ LAWRENCE E. HARD
--------------------------
Lawrence E. Hard               Secretary and Director      December 11, 1995


/s/ DELIGHT S. MAHALKO
--------------------------
Delight S. Mahalko             Treasurer and Director      December 11, 1995

/s/ WILLIAM S. COGHILL
--------------------------
William S. Coghill             Director                    December 11, 1995


/s/ NANCY K. DEES
--------------------------
Nancy K. Dees                  Director                    December 11, 1995


/s/ PETER F. DELAUNAY
--------------------------
Peter F. DeLaunay              Director                    December 11, 1995


/s/ ROBERT J. DIERCKS
--------------------------
Robert J. Diercks              Director                    December 11, 1995


/s/ WILLILAM W. JEUDE
--------------------------
William W. Jeude               Director                    December 11, 1995


/s/ JAMES C. MARTINSON
--------------------------
James C. Martinson             Director                    December 11, 1995


/s/ DAVID W. GOSSARD
--------------------------
David W. Gossard               Director                    December 11, 1995

                                 EXHIBIT INDEX

     Exhibit
     Number
     -------
      1.1         *   Form of best efforts underwriting agreement
      1.2         *   Form of supplement to underwriting agreement
      3.1         *   Articles of incorporation
      3.2         *   Bylaws
      5.1         *   Opinion of LeSourd & Patten, P.S.
      5.2         *   IRS determination letter as to the qualification of the
                      401(k) plan
      8.1         *   Opinion of LeSourd & Patten, P.S.
      8.2         *   Opinion of LeSourd & Patten, P.S.
     10.1         *   Term note with Seattle Trust and Savings Bank dated
                      August 14, 1985
     10.2         *   Term note with Seattle Trust and Savings Bank dated
                      July 9, 1986
     10.3         *   Revolving promissory note with Seattle Trust and
                      Savings Bank dated March 1, 1987
     10.4         *   Loan agreement with Seattle Trust and Savings
                      Bank dated June 30, 1985, with amendments
     10.5         *   Security agreement for liabilities to Seattle Trust and
                      Savings Bank
     10.6         *   Deed of trust, security agreement and assignment for
                      term note and revolving promissory note
     10.7         *   Employment contract with Thomas F. Leonard
     10.8         *   Thirty-year term special use United States Forestry
                      Service permit issued April 6, 1962
     10.9         *   Year-to-year United States Forest Service permit
                      issued April 9, 1962
     10.10        *   Form of Escrow Agreement with Key Trust Company
                      of the Northwest
     10.11        *   Form of Subscription Agreement with Harber,
                      McLean & Co. (California and Washington residents)
     10.12        *   Form of Subscription Agreement (existing with
                      shareholders residing in states other than Washington
                      and California)
     10.13        *   Loan Commitment from Key Bank of Puget Sound
                      dated January 7, 1988
     10.14        *   Forty-year ski area term special use United States Forest
                      Service permit issued April 1, 1992
     10.15        *   Lease agreements between the Company and Zion
                      Credit Corporation dated September 30, 1993
     10.16        *   Lease agreement between the Company and
                      National Lease Financing Services dated June 7, 1994
     10.17        *   Term note with Seattle First National Bank dated
                      October 5, 1990

     10.18        *   Amendments to term note with Seattle First National Bank
     10.19        *   Letter dated October 24, 1994 from Seattle First
                      National Bank to the Company waiving certain matters
                      related to term note between Seattle First National Bank
                      and the Company
     10.20        *   Crystal Mountain 401(k) Retirement Savings Plan dated
                      January 1, 1991
     10.21            Term note with Seafirst Bank dated September 14, 1995
     10.22            Lease agreement between the Company and the
                      CIT Group/Equipment Financing, Inc. dated
                      December 7, 1994
     10.23            Employment agreement with Thomas F. Leonard dated
                      February 2, 1995
     10.24            Deferred compensation plan and agreement with
                      Thomas F. Leonard dated February 2, 1995
     10.25            Employment agreement with Peter G. Gillis dated
                      February 25, 1995
     10.26            Deferred compensation plan agreement with
                      Peter G. Gillis dated February 2, 1995
     10.27            Letter dated November 7, 1995 from Seattle First National
                      Bank to the Company waiving certain matters related to the term note between Seattle First National Bank and the
                      Company
     13.1         *   Annual report to security holders dated September
                      30, 1994
     13.2             Annual report to security holders dated September 30,
                      1995.
     15.1         *   Letter of Langlow Tolles & Company, P.S. regarding
                      unaudited interim financial information
     16.1         *   Letter from the Registrant's former independent
                      accountant
     22.1         *   Proxy Statement for annual meeting of shareholders
     23.1         *   Consent of LeSourd & Patten, P.S.
     23.3         *   Consent of Langlow Tolles & Company, P.S.
     23.4         *   Consent of Garvey, Schubert & Barer
     24.1         *   Power of attorney
     27.1             Financial Data Schedule Fiscal Year Ended
                      September 30, 1995
     28.1         *   Master plan for Crystal Mountain Resort

     *  Previously filed