Form 10QSB
period 1995-12-31
CRYSTAL MOUNTAIN INC
filed 1996-02-14
CIK 26020

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

(Mark One)                        FORM 10-QSB

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES ECHANGE ACT OF 1934

( )               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                             Commission File Number 0-2374
  December 31, 1995

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

                              Yes  (X)     No  ( )

At December 31, 1995, 26,609 shares of $50 par value Class A common stock and 710 shares of $20 par value Class B common stock were outstanding.

                             CRYTAL MOUNTAIN, INC.

                               TABLE OF CONTENTS

                                                                                              PAGE NO.
PART I       Financial Information

  Item 1     Financial Statements
               Balance Sheet                                                                     3
               Statement of Income                                                               4
               Statement of Cash Flows                                                           5
               Notes to Financial Statements                                                     6

  Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         7

Signatures                                                                                       8

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             CRYSTAL MOUNTAN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                                       December 31,         December 31,
                                                                           1995                 1994
                                                                       ------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                                            $  931,000           $  800,000
   Short-term investments                                                  115,000              112,000
   Accounts receivable                                                     103,000               13,000
   Inventories                                                             221,000              183,000
   Prepaid expenses                                                        180,000              164,000
                                                                        ----------           ----------
        Total current assets                                             1,550,000            1,272,000

LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT, net                          8,006,000            8,118,000

OTHER ASSETS                                                               101,000               93,000
                                                                        ----------           ----------
                                                                        $9,657,000           $9,483,000
                                                                        ==========           ==========

                      LIABILITIES AND STOCKHOLER'S EQUITY

CURRENT LIABILITIES
   Line of credit                                                       $        0           $        0
   Accounts payable                                                        892,000              628,000
   Accrued Liabilities                                                     715,000              837,000
   Interest payable                                                              0                1,000
   Deferred income                                                          73,000              176,000
   Current portion of term debt and leases                                 251,000              267,000
                                                                        ----------           ----------
        Total current liabilities                                        1,931,000            1,909,000

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
     net of current portion                                              5,392,000            3,938,000

DEFERRED INCOME TAX                                                              0               55,000
                                                                        ----------           ----------
        Total liabilities                                                7,323,000            5,902,000

STOCKHOLDERS' EQUITY
   Common stock---
        Class A, $50 par value per share,
             90,000 shares authorized, 26,609 issued and outstanding     1,331,000            1,331,000
        Class B, $20 par value per share,
             25,000 shares authorized, 710 issued and outstanding           14,000               14,000
   Additional paid-in capital                                              505,000              505,000
   Retained earnings                                                       484,000            1,731,000
                                                                        ==========           ==========
        Total stockholders' equity                                       2,334,000            3,581,000
                                                                        ==========           ==========
                                                                        $9,657,000           $9,483,000
                                                                        ==========           ==========


                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAN, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)

                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                       --------------------------------
                                                                          1995                  1994
                                                                       ----------            ----------
REVENUES
   Mountain operations                                                 $1,686,000            $2,966,000
   Food services                                                          284,000               776,000
                                                                       ----------            ----------
                                                                        1,970,000             3,742,000
                                                                       ----------            ----------
EXPENSES
   Mountain operations                                                    896,000             1,305,000
   Food services                                                          319,000               714,000
   General and administrative                                             727,000               898,000
   Depreciation and amortization                                          274,000               286,000
   Interest                                                               121,000                96,000
                                                                       ----------            ----------
                                                                        2,337,000             3,299,000
                                                                       ----------            ----------
Income (loss) before income taxes                                        (367,000)              443,000

Income tax benefit (expense)                                                    0                     0
                                                                       ----------            ----------

NET INCOME (LOSS)                                                      $ (367,000)           $  443,000
                                                                       ==========            ==========

NET EARNINGS PER COMMON SHARE                                          $   (13.43)           $    16.22
                                                                       ==========            ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                        27,319                27,319
                                                                       ==========            ==========


                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAN, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                   For the Three Months Ended
                                                                          December 31,
                                                                   ---------------------------
                                                                   1995                 1994
                                                                ----------           ---------
CASH FLOWS FROM OPERATING
      ACTIVITIES
   Net income (Loss)                                            $(367,000)           $  443,000

   Adjustments to reconcile net income (loss)
        to net cash provided by operating activities
      Depreciation and amortization                               274,000               285,000
      Change in:
        Accounts receivable                                       (65,000)               53,000
        Inventories                                               (61,000)              (83,000)
        Prepaid expenses                                          (55,000)              (52,000)
        Other assets                                               44,000               104,000
        Accounts payable                                          415,000               502,000
        Accrued liabilities                                       (44,000)              342,000
        Deferred income                                           (34,000)              106,000
                                                                ---------            ----------
                                                                  107,000             1,700,000
                                                                ---------            ----------

CASH FLOWS FROM INVESTING
      ACTIVITIES
   Increase (decrease) in short-term investments                $       0            $        0
   Capital expenditures, net                                     (190,000)             (294,000)
                                                                ---------            ----------
                                                                 (190,000)             (294,000)
                                                                ---------            ----------

CASH FLOWS FROM FINANCING
      ACTIVITIES
   Net payments on line of credit                                       0              (400,000)
   Principal borrowings (payments) on
      long-term debt and leases                                   860,000              (354,000)
                                                                ---------            ----------
                                                                  860,000              (754,000)
                                                                ---------            ----------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                        777,000               652,000

CASH AND CASH EQUIVALENTS
   Beginning of period                                            154,000               148,000
                                                                ---------            ----------

   End of period                                                $ 931,000            $  800,000
                                                                =========            ==========

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
   Cash paid during the period for interest                     $ 121,000            $   96,000
                                                                =========            ==========


                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31 1995 AND 1994
                                  (Unaudited)


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


NOTE 2 - PROVISION FOR INCOME TAX

         There is no income tax provision for the interim periods reported because the Company has significant net operating loss carryforwards which are fully reserved.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


               FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994


Crystal Mountain is a company whose fortunes rise and fall with the vagaries of weather. Each year is unique as to how weather conditions direct our financial results. Once again the 1995-96 winter season start is proving just how weather dependent we are. We did not open until December 15, 1995, compared to our earliest opening ever on November 6, 1994. Although skiing conditions were good in spite of low snow, the entire region including Crystal Mountain, was not able to attract skiers and snowboarders to mountains. Paid skier visits fell dramatically compared to the first quarter of 1994: 34,800 in 1995 versus 104,860 in 1994.

The Company's ability to reduce variable costs is limited once the mountain is open for the season. It is difficult to reduce operating costs as revenues decline, without cutting the quality of services that skiers expect and are required if the Company is to remain competitive during the ski season. Comparisons between first quarter 1995 to first quarter 1994 result in large variances because the resort operated 39 days less in 1995 than 1994. Mountain operating expenses and food services expenses are down 31% and 55% respectively from the previous year.

Depreciation expense decreased 4% for the three month period. Interest expense is up 26%. Opening late resulted in a higher level of debt which generated more interest expense.

The Company's total bank debt rose to $5,643,000 at December 31, 1995, from $4,188,000 at December 31, 1994, an increase of $1,3455,000. The classification of debt is based upon management's expected loan pay down for the year to meet or exceed the minimum payment required under the loan agreement. The negative working capital for the interim period ending December 31, 1995 is not unusual since excess cash is used to paydown borrowings rather than invested in short
term instruments.   As the winter season progresses, we expect to continue to
meet obligations as they come due and do not anticipate the need for the additional credit facilities.

The weather has changed to be very favorable as of January 15, 1996. However, even with the improved weather conditions because of our late opening it is unlikely to have year end results better than break-even.


                                      -7-
                             CRYSTAL MOUNTAIN, INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of January, 1996.



                             CRYSTAL MOUNTAIN, INC.




                            Date:  January 10, 1996
                                   ----------------

                        By:  \s\ Tom Leonard, President




                            Date:  January 10, 1996
                                   ----------------

             By:  \s\ George Schmidt, Director of Finance & Systems