Form 10QSB
period 1996-03-31
CRYSTAL MOUNTAIN INC
filed 1996-05-15
CIK 26020

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


      For the Quarter Ended                        Commission File Number 0-2374
         March 31, 1996

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

                             Yes (X)   No ( )

At March 31, 1996, 26,609 shares of $50 par value Class A common stock and 710 shares of $20 par value Class B common stock were outstanding.

                              CRYSTAL MOUNTAIN, INC.

                                TABLE OF CONTENTS

                                                                            Page No.
   PART I     Financial Information

   Item 1     Financial Statements
                Balance Sheet                                                  3
                Statement of Income                                            4
                Statement of Cash Flows                                        5
                Notes to Financial Statements                                  6

   Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      7-8

  PART II     Other Information

   Item 6     Exhibit Index                                                    9-10

Signatures                                                                     11

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              CRYSTAL MOUNTAN, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                            March 31,        March 31,
                                                                              1996             1995
                                                                           ----------       ----------
CURRENT ASSETS
    Cash and cash equivalents                                              $  303,000       $  491,000
    Short-term investments                                                    115,000          112,000
    Accounts receivable                                                        56,000           84,000
    Inventories                                                               147,000          127,000
    Prepaid expenses                                                           74,000           70,000
                                                                           ----------       ----------
         Total current assets                                                 695,000          884,000

LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT, net                             7,800,000        7,925,000

OTHER ASSETS                                                                  103,000           93,000
                                                                           ----------       ----------
                                                                           $8,598,000       $8,902,000
                                                                           ==========       ==========

                       LIABILITIES AND STOCKHOLER'S EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          350,000          255,000
    Accrued Liabilities                                                       705,000          776,000
    Interest payable                                                           86,000            2,000
    Deferred income                                                            48,000          194,000
    Current portion of term debt and leases                                   250,000          211,000
                                                                           ----------       ----------
         Total current liabilities                                          1,439,000        1,438,000

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
      net of current portion                                                3,292,000        2,792,000

DEFERRED INCOME TAX                                                              --             55,000
                                                                           ----------       ----------
         Total liabilities                                                  4,731,000        4,285,000

STOCKHOLDERS' EQUITY
    Common stock---
         Class A, $50 par value per share,
              90,000 shares authorized, 26609 issued and outstanding        1,331,000        1,331,000
         Class B, $20 par value per share,
              25,000 shares authorized, 71 issued and outstanding              14,000           14,000
    Additional paid-in capital                                                505,000          505,000
    Retained earnings                                                       2,017,000        2,767,000
                                                                           ----------       ----------
         Total stockholders' equity                                         3,867,000        4,617,000
                                                                           ----------       ----------
                                                                           $8,598,000       $8,902,000
                                                                           ==========       ==========

                 See accompanying notes to financial statements.

                              CRYSTAL MOUNTAN, INC.

                               STATEMENT OF INCOME
                                   (Unaudited)

                                          For the Three Months Ended         For the Six Months Ended
                                                   March 31,                         March 31,
                                          ---------------------------       ---------------------------
                                             1996             1995             1996             1995
                                          ----------       ----------       ----------       ----------
REVENUES
    Mountain operations                   $4,045,000       $3,514,000       $5,730,000       $6,480,000
    Food services                          1,128,000        1,024,000        1,413,000        1,801,000
                                          ----------       ----------       ----------       ----------
                                           5,173,000        4,538,000        7,143,000        8,281,000
                                          ----------       ----------       ----------       ----------
EXPENSES
    Mountain operations                    1,463,000        1,436,000        2,359,000        2,741,000
    Food services                            834,000          800,000        1,152,000        1,514,000
    General and administrative             1,008,000          894,000        1,734,000        1,792,000
    Depreciation and amortization            274,000          285,000          549,000          571,000
    Interest                                  80,000           87,000          202,000          183,000
                                          ----------       ----------       ----------       ----------
                                           3,659,000        3,502,000        5,996,000        6,801,000
                                          ----------       ----------       ----------       ----------

Income before income taxes                 1,514,000        1,036,000        1,147,000        1,480,000

Income tax benefit                            19,000             --             19,000             --
                                          ----------       ----------       ----------       ----------

NET INCOME                                $1,533,000       $1,036,000       $1,166,000       $1,480,000
                                          ==========       ==========       ==========       ==========

NET EARNINGS PER COMMON SHARE             $    56.11       $    37.92       $    42.68       $    54.17
                                          ==========       ==========       ==========       ==========

WEIGHTED AVERAGE SHARES                       27,319           27,319           27,319           27,319
      OUTSTANDING                         ==========       ==========       ==========       ==========


                See accompanying notes to financial statements.

                              CRYSTAL MOUNTAN, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     For the Three Months Ended             For the Six Months Ended
                                                              March 31,                             March 31,
                                                   ------------------------------        ------------------------------
                                                       1996               1995               1996               1995
                                                   -----------        -----------        -----------        -----------
CASH FLOWS FROM OPERATING
       ACTIVITIES
    Net income                                     $ 1,533,000        $ 1,036,000        $ 1,166,000        $ 1,480,000

    Adjustments to reconcile net income
         to net cash provided by operating
         activities
       Depreciation and amortization                   274,000            285,000            549,000            571,000
       Change in:
         Accounts receivable                            46,000            (72,000)           (19,000)           (18,000)
         Inventories                                    74,000             56,000             13,000            (27,000)
         Prepaid expenses                              106,000             94,000             52,000             42,000
         Other assets                                   (4,000)            (1,000)            40,000            101,000
         Accounts payable                             (542,000)          (373,000)           (33,000)           129,000
         Accrued liabilities                           (10,000)           (60,000)           (54,000)           282,000
         Interest payable                               86,000               --               (8,000)              --
         Deferred income                               (24,000)            18,000            (59,000)           124,000
                                                   -----------        -----------        -----------        -----------
                                                     1,539,000            983,000          1,647,000          2,684,000
                                                   -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING
       ACTIVITIES
    Capital expenditures, net                          (66,000)           (90,000)          (257,000)          (385,000)
                                                   -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING
       ACTIVITIES
    Net payments on line of credit                        --                 --                 --             (400,000)
    Principal borrowings (payments) on
       long-term debt and leases                    (2,101,000)        (1,202,000)        (1,241,000)        (1,556,000)
                                                   -----------        -----------        -----------        -----------
                                                    (2,101,000)        (1,202,000)        (1,241,000)        (1,956,000)
                                                   -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                           (628,000)          (309,000)           149,000            343,000

CASH AND CASH EQUIVALENTS
    Beginning of period                                931,000            800,000            154,000            148,000
                                                   -----------        -----------        -----------        -----------

    End of period                                  $   303,000        $   491,000        $   303,000        $   491,000
                                                   ===========        ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION
    Cash paid during the period for interest       $    (6,000)       $    87,000        $   116,000        $   183,000
                                                   ===========        ===========        ===========        ===========

                 See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    THREE MONTHS ENDED MARCH 31 1996 AND 1995
                                   (Unaudited)

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

         The financial statements should be read with reference to "management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to financial Statements" set forth in the Company's 10-K filing for the year ended September 30, 1995.

NOTE 2 - PROVISION FOR INCOME TAX

         There is no income tax provision for the interim periods reported because the Company has significant net operating loss carryforwards which are fully reserved.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

                   SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 1996

Statements in this report covering future performance, developments, expectations or events, constitute forward looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

Crystal Mountain is a company whose fortunes rise and fall with the vagaries of weather. Each year is unique as to how weather conditions direct our financial results. Once again the 1995 - 1996, winter season has proved just how weather dependent we are. We did not open until December 15, 1995, compared to our earliest opening ever on November 6, 1994, last season. Although skiing conditions were good in spite of low snow the entire region, including Crystal Mountain was not able to attract skiers and snowboarders to ski and board due to the low snow from the time we opened until January 15. During mid January until the first week of February over 5 feet of snow fell and our skier visits met or exceeded our projections for that time of the season.

On February 5, our entire region experienced severe rainfall, 10.73 inches in six days, causing major floods throughout western Washington. (If that amount of rain was snow we would have received over 100 inches of snow in 6 days.) The only highway to our resort was washed out and closed for 4 days. The rains continued for 2 weeks keeping skier visits very light during this period and significantly undermined skier interest for the rest of the ski season. During this 2 week period our projected skier visits, based upon an 11 year history, were 31,000 visits while our actual visits were 12,109 visits, with a negative variance of 18,891 visits in 2 weeks! This severe drop in business levels caused an estimated $560,000 decline in net income for these 2 weeks. On February 21, the weather turned cold and we again received very good snow fall that raised our skier visits back to and beyond our projected visits for a short period of time.

During the Spring skiing period, March 18, 1996, to closing, April 14, 1996, the weather turned warmer and wetter than normal. Skier Visits for the Spring period were below projections by 22% and 34% less than actual visits for the same Spring period last year.

Daily paid skier visits for the entire skiing season, December 15, 1995, to April 14, 1996, totaled 196,939 compared to 252,959 for last season, November 6, 1994, to April 9, 1995, a decrease of 56,020 or 22%.

The Company's ability to reduce variable costs is limited once the mountain is open for the season. It is difficult to reduce operating costs as revenues decline, without cutting the quality of services that skiers expect and are required if the Company is to remain competitive during the ski season. Comparisons between the six months ended March 31, 1996, to the six months ended March 31, 1995, result in large variances because the resort operated 39 days less in 1995 - 1996 than 1994 - 1995, as well as the decline in skier visits. Mountain operating expenses were down 14% primarily due to the shorter season. Food services expenses were down 24% as a combination of the shorter year and lower variable costs associated with lower revenues.

Depreciation expense decreased 4% for the six month period. Interest expense is up 10%. Opening late and less business resulted in a higher level of debt that generated more interest expense.

Total revenues decreased $1,138,000 (14%) from 1995, and total expenses decreased $802,000 (13%) resulting in net income for 1996, of $1,166,000 (-21%) versus net income of $1,480,000 in 1995.

Effective March 20, 1996 the Board of Directors of Crystal Mountain, Inc., approved the change of the Company's fiscal year from a September 30, year end, the fiscal year end used in its most recent filing with the Securities and Exchange Commission, to the new fiscal year end of April 30. The report form 10-KSB for the fiscal year ended April 30, 1996, will be the form on which the report covering the transition period will be filed by the Company. This change was made to smooth out the work flow for the staff throughout the year that allows the Company to reduce its overhead costs. The new fiscal quarters will be July 31, October 30, and January 31.

The transition period will be for the seven months ended April 30, 1996. At April 30, the Company's taxable income is estimated to be $860,000. The company has net operating loss carry forwards for tax purposes of approximately $2,437,000, and therefore, no tax liability is reported. The Company estimated a net loss for the 12 month period from October 1, 1995, to September 30, 1996, which was the Company's old fiscal year cycle.

The Company's total bank debt was $3,292,000 at March 31, 1996, up from $2,792,000 at March 31, 1995, an increase of $500,000, comprised of $150,000 of lift upgrades installed in Summer 1995, and lower operating profits for the period. Our late opening combined with warm and wet weather that resulted in less skier visits did not allow us to pay down our debt as much as the prior year. This is the third year now that the company has faced loss years. The current bank line and investments are estimated to allow for summer operations, summer maintenance programs, and the preseason preparations for the 1996 - 1997 ski season if we open for skiing by December 1, 1996. The Board of Directors and management are currently working together with the bank and stockholders to create a plan for late snow contingencies, in case they occur, next winter.

                             CRYSTAL MOUNTAIN, INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 1996.

                             CRYSTAL MOUNTAIN, INC.




                               Date: May 10, 1996
                                     ------------

                         By: \s\ Tom Leonard, President
                             --------------------------




                               Date: May 10, 1996
                                     ------------

              By: \s\ George Schmidt, Director of Finance & Systems
                  -------------------------------------------------