Form 10QSB
period 1996-07-31
CRYSTAL MOUNTAIN INC
filed 1996-09-16
CIK 26020

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

(Mark One)                         FORM 10-QSB

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

( )                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                              Commission File Number 0-2374
   July 31, 1996

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

                                 Yes (X) No ( )

At July 31, 1996, 26,609 shares of $50 par value Class A common stock and 710 shares of $20 par value Class B common stock were outstanding.

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

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                             CRYSTAL MOUNTAIN, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                                31-Jul                  31-Jul
                                                                 1996                    1995
                                                             ----------               ----------

CURRENT ASSETS
  Cash and cash equivalents                                  $  137,000               $  169,000
  Short-term investments                                        121,000                  112,000
  Accounts receivable                                            28,000                   44,000
  Inventories                                                   127,000                  116,000
  Prepaid expenses                                               73,000                   36,000
                                                             ----------               ----------
    Total current assets                                        486,000                  477,000

LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT, net               7,598,000                7,766,000

OTHER ASSETS                                                    122,000                   95,000
                                                             ----------               ----------

TOTAL ASSETS                                                 $8,206,000               $8,338,000
                                                             ==========               ==========


                                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                              225,000                  101,000
  Accrued liabilities                                           482,000                  390,000
  Interest payable                                               29,000                   29,000
  Deferred income                                                49,000                   24,000
  Current portion of term debt and leases                       250,000                  257,000
                                                             ----------               ----------
    Total current liabilities                                 1,035,000                  801,000

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  net of current portion                                      4,592,000                4,142,000

DEFERRED INCOME TAX                                               --                      55,000
                                                             ----------               ----------
    Total liabilities                                         5,627,000                4,998,000

STOCKHOLDERS' EQUITY
  Common stock --
    Class A, $50 par value per share,
      90,000 shares authorized, 26,609 issued
      and outstanding                                         1,331,000                1,331,000
    Class B, $20 par value per share,
      25,000 shares authorized, 710 issued
      and outstanding                                            14,000                   14,000
  Additional paid-in capital                                    505,000                  505,000
  Retained earnings                                             729,000                1,490,000
                                                             ----------               ----------
    Total stockholders' equity                                2,579,000                3,340,000
                                                             ----------               ----------

TOTAL LIABILITIES & EQUITY                                   $8,206,000               $8,338,000
                                                             ==========               ==========




                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)

                                                   For the Three Months Ended
                                                             31-Jul
                                                   --------------------------
                                                      1996           1995
                                                   -----------    -----------
REVENUES
  Mountain operations                              $   96,000     $   132,000
  Food services                                       113,000         122,000
                                                   ----------     -----------
                                                      209,000         254,000
                                                   ----------     -----------
EXPENSES
  Mountain operations                                 340,000         394,000
  Food services                                       140,000         163,000
  General and administrative                          372,000         398,000
  Depreciation and amortization                       236,000         261,000
  Interest                                             88,000          83,000
                                                   ----------     -----------
                                                    1,176,000       1,299,000
                                                   ----------     -----------
Income (loss) before income taxes                    (967,000)     (1,045,000)

Income tax benefit (expense)                             --             --
                                                   ----------     -----------
NET INCOME (LOSS)                                  $ (967,000)    $(1,045,000)
                                                   ==========     ===========
NET EARNINGS PER COMMON SHARE                      $   (35.40)    $    (38.25)
                                                   ==========     ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                          27,319          27,319
                                                   ----------     -----------

                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                        For the Three Months Ended
                                                  31-Jul
                                        ---------------------------
                                            1996          1995
                                        ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (Loss)                   $  (967,000)   $ (1,045,000)

     Adjustments to reconcile net
         income (loss) to net cash
         provided by operating
         activities

        Depreciation and amortization       236,000         261,000
        Change in
            Accounts receivable              52,000           6,000
            Inventories                      (5,000)        (12,000)
            Prepaid expenses                 19,000          14,000
            Other assets                     (7,000)         11,000
            Accounts payable                (18,000)        (75,000)
            Accrued liabilities             (65,000)        (58,000)
            Interest payable                  5,000           9,000
            Deferred income                   1,000          (2,000)
                                           --------         -------
                                           (749,000)       (891,000)
                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
        Change in short-term investments          0               0
        Capital expenditures                (49,000)       (110,000)
                                             ------         -------
                                            (49,000)       (110,000)
                                             ------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on long-term debt    777,000       1,300,000
        Principal payments of capital
          leases                                 -           (3,000)
                                            -------       ---------
                                            777,000       1,297,000
                                            -------       ---------

NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                (21,000)        296,000

CASH AND CASH EQUIVALENTS
        Beginning of period                 158,000        (128,000)
                                            -------        --------
        End of period                     $ 137,000      $  168,000
                                            =======        ========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION
  Cash paid during the
    period for interest                   $  83,000      $   74,000
                                            =======         =======


                See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    THREE MONTHS ENDED JULY 31 1996 AND 1995
                                   (Unaudited)

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

         The financial statements should be read with reference to "management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to financial Statements" set forth in the Company's 10-K filing for the year ended April 30, 1996.

NOTE 2 - PROVISION FOR INCOME TAX

         There is no income tax provision for the interim periods reported because the Company has significant net operating loss carryforwards which are fully reserved.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

           THREE MONTHS ENDING JULY 31, 1996 COMPARED TO THREE MONTHS
                              ENDING JULY 31, 1995

Statements in this report covering future performance, developments, expectations or events, constitute forward looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

Effective March 20, 1996 the Board of Directors of Crystal Mountain, Inc. approved the change of the Company's fiscal year from a September 30 year end, to a new fiscal year end of April 30, (the fiscal year end used in its most recent filing with the Securities and Exchange Commission). This form 10-QSB is the first quarterly report filed under the new fiscal year. This change was made to coincide with the end of the Company's primary operating season and to smooth out the work flow for the staff throughout the year allowing the Company to reduce overhead costs. The new fiscal quarters are July 31, October 30, and January 31. The transition period report was the seven months ended April 30, 1996.

The Company generates most of its revenues (93%) during the winter months with the vast majority of earnings occurring between December 20 and March 10. During the late spring, summer and early fall, the Company offers scenic rides to the summit of the mountain on two chairlifts, fine dining at the Summit House Restaurant, and mountain biking, hiking, tennis, and disc golf. There are RV hookups, a base area restaurant, both hotel and condominium accommodations offering meeting rooms serving tourists and groups. Significant expenses are incurred to prepare for the ski season during the summer and fall.

Historically the summer recreational operations generated a loss when isolated from the summer and fall ski season preparation costs. This and last summers results have been negatively impacted by road construction on 10 miles of the main highway to the resort. This construction is nearly complete and will be completed before this winters ski season. In light of the road construction and the previous years poor performance, management critically reviewed the summer recreation operations and developed a plan that retained these operations while getting them as close to break-even as possible. Thus far the results of these actions have reduced losses from summer operations.

For the three months ended July 31, 1996, revenues are down $45,000 ( 17.7% ) from the prior year while total expenses were reduced $123,000 ( 7.5% ) resulting in a reduction of $78,000 ( 7.5% ) of net loss during the period. Mountain Operations, Food Services, General and Administration, and Depreciation Expense were all down 13.7%, 14.1%,

6.5%, and 9.6% respectively. Interest expense was up 6.0% due to higher outstanding debt that resulted from last winters' poor performance.

The Company's total bank debt is $4,842,000 at July 31, 1996, up $450,000 from $4,392,000 at July 31, 1995. Last winter we were unable to open for skiing until December 15. This late opening combined with warm and wet weather resulted in less skier visits and revenues. This did not allow us to pay down our debt as far as the prior year. This is the third year now that the Company has faced losses. The current bank line and investments are estimated to allow for summer operations, summer maintenance programs, and preseason preparations for the 1996
- - 1997 ski season if we open for skiing by mid January 1997.

As stated in earlier reports the Company was evaluating alternatives and would take several steps to regain profitability. The Company reorganized and down-sized which has led to slightly better results for the three months ended July 31, 1996, than the results of the prior year.

Management was also simultaneously investigating options that would involve a capital infusion. On July 31, 1996, the Company signed a Letter of Intent with Boyne USA, Inc. This understanding calls for the acquisition of the assets and liabilities of the Company, together with a commitment from Boyne USA to invest a minimum of $15 million of on-going capital improvements during the next ten years, $8 million of which are to be made during the next five years. In addition, Crystal Mountain shareholders will retain their lift privileges and, following completion of the transaction, these lift privileges may be honored at other Boyne USA ski areas. This event was reported as a subsequent event on the transition report for the seven months ended April 30, 1996. The letter of intent was filed as an exhibit with the transition report filing.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation either incidental to the business or covered by the Company's liability insurance.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBIT INDEX

Exhibit
Number
- -------

1.1        *    Form of best efforts underwriting agreement
1.2        *    Form of supplement to underwriting agreement
2.0        *    Boyne USA, Inc. Letter of Intent to acquire Crystal Mountain,
                Inc. dated July 31, 1996
3.1        *    Articles of incorporation
3.2        *    Bylaws
5.1        *    Opinion of LeSourd & Patten, P.S.
5.2        *    IRS determination letter as to the qualification of the 401(k)
                plan
8.1        *    Opinion of LeSourd & Patten, P.S.
8.2        *    Opinion of LeSourd & Patten, P.S.

10.1       *    Term note with Seattle Trust and Savings Bank dated August 14,
                1985
10.2       *    Term note with Seattle Trust and Savings Bank dated July 9, 1986
10.3       *    Revolving promissory note with Seattle Trust and Savings Bank dated March 1, 1987
10.4       *    Loan agreement with Seattle Trust and Savings Bank dated June
                30, 1985, with amendments
10.5       *    Security agreement for liabilities to Seattle Trust and Savings
                Bank
10.6       *    Deed of trust, security agreement and assignment for term note and revolving promissory note
10.7       *    Employment contract with Thomas F. Leonard
10.8       *    Thirty-year term special use United States Forestry Service permit issued April 6, 1962
10.9       *    Year-to-year United States Forest Service permit issued April 9,
                1962
10.10      *    Form of Escrow Agreement with Key Trust Company of the Northwest
10.11      *    Form of Subscription Agreement with Harper, McLean & Co.
                (California and Washington residents)
10.12      *    Form of Subscription Agreement (existing with shareholders residing instates other than Washington and California)
10.13      *    Loan Commitment from Key Bank of Puget Sound dated January 7,
                1988
10.14      *    Forty-year ski area term special use United States Forest
                Service permit issued April 1, 1992
10.15      *    Lease agreements between the Company and Zion Credit Corporation dated September 30, 1993
10.16      *    Lease agreement between the Company and national Lease Financing
                Services dated June 7, 1994
10.17      *    Term note with Settle First national Bank dated October 5, 1990
10.18      *    Amendments to term note with Seattle First National Bank
10.19      *    Letter dated October 24, 1994 from Seattle First National Bank to the Company waiving certain matters related to term note between Seattle First national Bank and the Company

10.20      *    Crystal Mountain 401(k) Retirement Savings Plan dated January 1,
                1991
10.21      *    Term note with Seafirst Bank dated September 14, 1995
10.22      *    Lease agreement between the Company and the CIT Group/Equipment
                Financing, Inc. dated December 7, 1994
10.23      *    Employment agreement with Thomas F. Leonard dated February 2,
                1995
10.24      *    Deferred compensation plan and agreement with Thomas F. Leonard dated February 2, 1995
10.25      *    Employment agreement with Peter G. Gillis dated February 25,
                1995
10.26      *    Deferred compensation plan agreement with Peter G. Gillis dated
                February 2, 1995
10.27      *    Letter dated November 7, 1995 from Seattle First National Bank to the Company waiving certain matters related to the term note between Seattle First national Bank and the Company
10.28      *    Amendments to term note with Seattle First National Bank dated
                June 30, 1996
10.29      *    Lease agreement between the Company and CIT Group/Equipment
                Financing, Inc. November 14, 1995
10.30      *    Employment agreement with Thomas F. Leonard effective May 1,
                1996
10.31      *    Employment agreement with George Schmidt effective May 1, 1996
10.32      *    Employment agreement with Peter G. Gillis effective May 1, 1996
10.33      *    Amendment for Term Special Use United States Forestry Service
                Permit dated April 25, 1996
13.1       *    Annual report to security holders dated September 30, 1994
13.2       *    Annual report to security holders dated September 30, 1995
13.3       *    Annual report to security holders dated April 30, 1996
15.1       *    Letter of Langlow Tolles & Company, P.S. regarding unaudited interim financial information
16.1       *    Letter from the Registrant's former independent accountant
22.1       *    Proxy Statement for annual meeting of shareholders
23.1       *    Consent of LeSourd & Patten, P.S.
23.2       *    Consent of Davis Wright & Jones
23.3       *    Consent of Langlow Tolles & Company, P.S.
23.4       *    Consent of Garvey, Schubert & Barer
24.1       *    Power of attorney
27.1       *    Financial Data Schedule Fiscal Year Ended September 30, 1995
27.2       *    Financial Data Schedule Quarter Ended December 31, 1995
27.3       *    Financial Data Schedule Quarter Ended March 31, 1996
27.4       *    Financial Data Schedule Fiscal Year Ended April 30, 1996
27.5            Financial Data Schedule Quarter Ended July 31, 1996
28.1       *    Master plan for Crystal Mountain Resort

* Previously Filed

                             CRYSTAL MOUNTAIN, INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of September, 1996.

                             CRYSTAL MOUNTAIN, INC.




                            Date: September 13, 1996

                         By: \s\ Tom Leonard, President




                            Date: September 13, 1996

              By: \s\ George Schmidt, Director of Finance & Systems