Form 10QSB
period 1996-10-31
CRYSTAL MOUNTAIN INC
filed 1996-12-12
CIK 26020

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


         For the Quarter Ended                   Commission File Number 0-2374
         October 31, 1996

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

                                 Yes (X) No ( )

At October 31, 1996, 26,609 shares of $50 par value Class A common stock and 710 shares of $20 par value Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              CRYSTAL MOUNTAIN, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                              31-Oct             31-Oct
                                                                               1996               1995
                                                                            -----------        -----------
CURRENT ASSETS
    Cash and cash equivalents                                               $    37,000        $    36,000
    Short-term investments                                                      124,000            115,000
    Accounts receivable                                                          33,000             18,000
    Inventories                                                                 211,000            198,000
    Prepaid expenses                                                             90,000             25,000
                                                                            -----------        -----------
         Total current assets                                                   495,000            392,000

LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT, net                               7,321,000          7,919,000

OTHER ASSETS                                                                    114,000             89,000
                                                                            -----------        -----------
TOTAL ASSETS                                                                $ 7,930,000        $ 8,400,000
                                                                            ===========        ===========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            368,000            361,000
    Accrued Liabilities                                                         531,000            564,000
    Interest payable                                                             32,000             32,000
    Deferred income                                                              51,000             14,000
    Current portion of term debt and leases                                     250,000            250,000
                                                                            -----------        -----------
         Total current liabilities                                            1,232,000          1,221,000

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
      net of current portion                                                  5,242,000          4,997,000

DEFERRED INCOME TAX                                                                  --
                                                                            -----------        -----------
         Total liabilities                                                    6,474,000          6,218,000

STOCKHOLDERS' EQUITY
    Common stock---
         Class A, $50 par value per share,
              90,000 shares authorized, 26,609 issued and outstanding         1,331,000          1,331,000
         Class B, $20 par value per share,
              25,000 shares authorized, 710 issued and outstanding               14,000             14,000
    Additional paid-in capital                                                  505,000            505,000
    Retained earnings                                                          (394,000)           332,000
                                                                            -----------        -----------
         Total stockholders' equity                                           1,456,000          2,182,000
                                                                            -----------        -----------
TOTAL LIABILITIES & EQUITY                                                  $ 7,930,000        $ 8,400,000
                                                                            ===========        ===========


                 See accompanying notes to financial statements.

                              CRYSTAL MOUNTAIN, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)


                                                   For the Six Months Ended
                                                           31-Oct
                                               --------------------------------
                                                  1996                 1995
                                               -----------          -----------

REVENUES
    Mountain operations                        $   284,000          $   424,000
    Food services                                  320,000              344,000
                                               -----------          -----------
                                                   604,000              768,000
                                               -----------          -----------
EXPENSES
    Mountain operations                            936,000              997,000
    Food services                                  345,000              402,000
    General and administrative                     742,000              902,000
                                               -----------          -----------
Income (loss) from operations                    2,023,000            2,301,000

    Depreciation and amortization                  471,000              426,000
    Interest                                       187,000              175,000
                                               -----------          -----------
                                                 2,681,000            2,902,000
                                               -----------          -----------

Income (loss) before income taxes               (2,077,000)          (2,134,000)

Income tax benefit (expense)                       (13,000)              70,000
                                               -----------          -----------

NET INCOME (LOSS)                              $(2,090,000)         $(2,064,000)
                                               ===========          ===========

NET EARNINGS PER COMMON SHARE                  $    (76.50)         $    (75.55)
                                               ===========          ===========

WEIGHTED AVERAGE SHARES                             27,319               27,319
                                               ===========          ===========
         OUTSTANDING


                 See accompanying notes to financial statements.

                              CRYSTAL MOUNTAIN, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                               For the Six Months Ended
                                                                       31-Oct
                                                            ------------------------------
                                                                1996               1995
                                                            -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (Loss)                                       $(2,090,000)       $(2,064,000)

    Adjustments to reconcile net income (loss)
         to net cash provided by operating activities
       Depreciation and amortization                            471,000            426,000
       Change in
         Accounts receivable                                     47,000             32,000
         Inventories                                            (89,000)           (94,000)
         Prepaid expenses                                         2,000             38,000
         Other assets                                             1,000              4,000
         Accounts payable                                       125,000            185,000
         Accrued liabilities                                    (16,000)           107,000
         Interest payable                                         8,000             12,000
         Deferred income                                          3,000           (141,000)
         Deferred income tax                                                       (55,000)
                                                            -----------        -----------
                                                             (1,538,000)        (1,550,000)
                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Change in short-term investments                             (3,000)            (3,000)
    Capital expenditures                                         (7,000)          (428,000)
                                                            -----------        -----------
                                                                (10,000)          (431,000)
                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on long-term debt                          1,427,000          2,145,000
                                                            -----------        -----------
                                                              1,427,000          2,145,000
                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                    (121,000)           164,000

CASH AND CASH EQUIVALENTS
    Beginning of period                                         158,000           (128,000)
                                                            -----------        -----------

    End of period                                           $    37,000        $    36,000
                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION
    Cash paid during the period for interest                $   179,000        $   163,000
                                                            ===========        ===========


                 See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                   (Unaudited)


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

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


            SIX MONTHS ENDING OCTOBER 31, 1996 COMPARED TO SIX MONTHS
                            ENDING OCTOBER 31, 1995


Statements in this report covering future performance, developments, expectations or events, constitute forward looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

Effective March 20, 1996 the Board of Directors of Crystal Mountain, Inc. approved the change of the Company's fiscal year from a September 30 year end, to a new fiscal year end of April 30, (the fiscal year end used in its most recent filing with the Securities and Exchange Commission). This form 10-QSB is the second quarterly report filed under the new fiscal year. The change was made to smooth out the work flow for the staff throughout the year allowing the Company to reduce overhead costs. The new fiscal quarters are July 31, October 31, and January 31. The transition period report was the seven months ended April 30, 1996.

The Company generates the most of its revenues (93%) during the winter months with the vast majority of earnings occurring between December 20 and March 10. During the late spring, summer and early fall, the Company offers scenic rides to the summit of the mountain on two chairlifts, fine dining at the Summit House Restaurant, and mountain biking, hiking, tennis, and disc golf. There are RV hookups, a base area restaurant, both hotel and condominium accommodations offering meeting rooms serving tourists and groups. Significant expenses are incurred to prepare for the ski season during the summer and fall.

Historically the summer recreational operations generated a loss when isolated from the summer and fall ski season preparation costs. This and last summers results have been negatively impacted by road construction on 10 miles of the main highway to the resort. The highway construction was completed in November, 1996. In light of the road construction and the previous years poor performance management critically reviewed the summer recreation operations and developed a plan that retained these operations while getting them as close to break-even as possible. Thus far the results of these actions have reduced our losses from summer operations.

For the six months ended October 31, 1996, revenues are down $164,000 (21.4%) from the prior year while operating expenses were reduced $278,000 (12.1%) resulting in a reduction of $114,000 (7.4%) of net operating loss for the period. Mountain operations, food services, and general and administration were down by 6.1%, 14.2% and 17.7% respectively. Depreciation and interest expense were up 10.6% and 6.9% respectively resulting in an overall loss before income taxes of $57,000 (2.7%) less than the six months ended October 31, 1995. A tax expense of $13,000 for 1996 and a tax benefit of $70,000 results in an increase of the net after tax loss of $26, 000 (1.3%) in 1996 than 1995.

The Company's total bank debt is $5,492,000 at October 31, 1996, up $245,000 from $5,247,000 at October 31, 1995. Last winter we were unable to open for skiing until December 15. This late opening combined with warm and wet weather resulted in less skier visits and revenues. This did not allow us to pay down our debt as far as the prior year. This is the third year now that the Company has faced losses. The Company opened for the 1996 - 1997 ski season on November 22, 1996. At this time it is expected that the Company will not borrow up to the line limit due to cash flow generated from operations from the early opening.

As stated in earlier reports the Company was evaluating alternatives toward making several steps to regain profitability. The Company reorganized and down-sized which has led to slightly better results for the six months ended October 31, 1996, than the results of the prior year.

Management was also simultaneously investigating options that would involve a capital infusion. On July 31, 1996, the Company signed a Letter of Intent with Boyne USA, Inc. This understanding calls for the acquisition of the assets and liabilities of the Company, together with a commitment from Boyne USA to invest a minimum of $15 million of on-going capital improvements during the next ten years, $8 million of which are to be made during the next five years. In addition, Crystal Mountain shareholders will retain their lift privileges. This event was reported as a subsequent event on the transition report for the seven months ended April 30, 1996. The letter of intent was filed as an exhibit with the transition report filing. The sale of the Company is expected to be voted on by the stockholders January 28, 1997.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation either incidental to the business of covered by the Company's liability insurance.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBIT INDEX

Exhibit
Number
------

1.1        *    Form of best efforts underwriting agreement
1.2        *    Form of supplement to underwriting agreement
2.0        *    Boyne USA, Inc. Letter of Intent to acquire Crystal Mountain,
                Inc. dated July 31, 1996
3.1        *    Articles of incorporation
3.2        *    Bylaws
5.1        *    Opinion of LeSourd & Patten, P.S.
5.2        *    IRS determination letter as to the qualification of the 401
                (k) plan
8.1        *    Opinion of LeSourd & Patten, P.S.
8.2        *    Opinion of LeSourd & Patten, P.S.
10.1       *    Term note with Seattle Trust and Savings Bank dated August 14,
                1985 10.2 * Term note with Seattle Trust and Savings Bank dated
                July 9, 1986 10.3 * Revolving promissory note with Seattle Trust and Savings Bank dated March 1, 1987
10.4       *    Loan agreement with Seattle Trust and Savings Bank dated June
                30, 1985, with amendments
10.5       *    Security agreement for liabilities to Seattle Trust and
                Savings Bank
10.6       *    Deed of trust, security agreement and assignment for term note and revolving promissory note
10.7       *    Employment contract with Thomas F. Leonard
10.8       *    Thirty-year term special use United States Forestry Service permit issued April 6, 1962
10.9       *    Year-to-year United States Forest Service permit issued April
                9, 1962
10.10      *    Form of Escrow Agreement with Key Trust Company of the Northwest
10.11      *    Form of Subscription Agreement with Harper, McLean & Co.
                (California and Washington residents)
10.12      *    Form of Subscription Agreement (existing with shareholders residing in states other than Washington and California)
10.13      *    Loan Commitment from Key Bank of Puget Sound dated January 7,
                1988
10.14      *    Forty-year ski area term special use United States Forest
                Service permit issued April 1, 1992
10.15      *    Lease agreements between the Company and Zion Credit
                Corporation dated September 30, 1993
10.16      *    Lease agreement between the Company and national Lease Financing
                Services dated June 7, 1994
10.17      *    Term note with Settle First national Bank dated October 5,
                1990
10.18      *    Amendments to term note with Seattle First National Bank
10.19      *    Letter dated October 24, 1994 from Seattle First National
                Bank to the Company waiving certain matters related to term note between Seattle First national Bank and the Company
10.20      *    Crystal Mountain 401(k) Retirement Savings Plan dated January 1,
                1991
10.21      *    Term note with Seafirst Bank dated September 14, 1995

10.22      *    Lease agreement between the Company and the CIT Group/Equipment
                Financing, Inc. dated December 7, 1994
10.23      *    Employment agreement with Thomas F. Leonard dated February 2,
                1995
10.24      *    Deferred compensation plan and agreement with Thomas F.
                Leonard dated February 2, 1995
10.25      *    Employment agreement with Peter G. Gillis dated February 25,
                1995
10.26      *    Deferred compensation plan agreement with Peter G. Gillis
                dated February 2, 1995
10.27      *    Letter dated November 7, 1995 from Seattle First National Bank to the Company waiving certain matters related to the term note between Seattle First national Bank and the Company
10.28      *    Amendments to term note with Seattle First National Bank
                dated June 30, 1996
10.29      *    Lease agreement between the Company and CIT Group/Equipment
                Financing, Inc. dated November 14, 1995
10.30      *    Employment agreement with Thomas F. Leonard effective May 1,
                1996
10.31      *    Employment agreement with George Schmidt effective May 1, 1996
10.32      *    Employment agreement with Peter G. Gillis effective May 1, 1996
10.33      *    Amendment for Term Special Use United States Forestry Service
                Permit dated April 25, 1996
13.1       *    Annual report to security holders dated September 30, 1994
13.2       *    Annual report to security holders dated September 30, 1995
13.3       *    Annual report to security holders dated April 30, 1996
15.1       *    Letter of Langlow Tolles & Company, P.S. regarding unaudited interim financial information
16.1       *    Letter from the Registrant's former independent accountant
22.1       *    Proxy Statement for annual meeting of shareholders
23.1       *    Consent of LeSourd & Patten, P.S.
23.2       *    Consent of Davis Wright & Jones
23.3       *    Consent of Langlow Tolles & Company, P.S.
23.4       *    Consent of Garvey, Schubert & Barer
24.1       *    Power of attorney
27.1       *    Financial Data Schedule Fiscal Year Ended September 30, 1995
27.2       *    Financial Data Schedule Quarter Ended December 31, 1995
27.3       *    Financial Data Schedule Quarter Ended March 31, 1996
27.4       *    Financial Data Schedule Fiscal Year Ended April 30, 1996
27.5       *    Financial Data Schedule Quarter Ended July 31, 1996
27.6            Financial Data Schedule Quarter Ended October 31, 1996
28.1       *    Master plan for Crystal Mountain Resort

* Previously Filed

                             CRYSTAL MOUNTAIN, INC.



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of October 31, 1996.



                             CRYSTAL MOUNTAIN, INC.




                             Date: December 9, 1996


                         By: \s\ Tom Leonard, President




                             Date: December 9, 1996

              By: \s\ George Schmidt, Director of Finance & Systems