Form 10KSB40/A
period 1996-04-30
CRYSTAL MOUNTAIN INC
filed 1997-02-20
CIK 26020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Seven Months Ended April 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-2374

                             CRYSTAL MOUNTAIN, INC.
             (Exact name of registrant as specified in its charter)

                                   WASHINGTON
                            (State of Incorporation)

                                   91-0683256
                                  (IRS Employer
                               Identification No.)


         ONE CRYSTAL MOUNTAIN BLVD., CRYSTAL MOUNTAIN, WASHINGTON 98022
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (360) 825-3865


             Securities registered under Section 12(b) of the Act:

                                      None

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

                                 Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the seven month period were $7,458,000.

As of April 30, 1996 there were 26,609 Class A and 710 Class B common shares outstanding, of which 26,256 shares of Class A and 710 shares of Class B are held by non-affiliates. Aggregate market value of Class A voting stock held by non-affiliates of the registrant as of April 30, 1996 is $8,139,360.

The aggregate market value of the Class B common stock cannot be determined since there is no market for the sale or exchange of shares.

Documents incorporated by reference:

         Annual report to security holders for fiscal year ended
         April 30, 1996 filed August 12, 1996.

Transitional Small Business Disclosure

         Format (Check one)     Yes         No  X
                                   -----      -----

                       DOCUMENTS INCORPORATED BY REFERENCE


Part I:

Item 1  -  Description of Business             Pages 6-8 of the Fiscal 1996 Annual
                                               Report to Shareholders for the seven
                                               months ended April 30, 1996.

Item 2  -  Description of Property             Pages 6-8 of the Fiscal 1996 Annual
                                               Report to Shareholders for the seven
                                               months ended April 30, 1996.

Part II:

Item 5  -  Market for Common Equity and        Page 1 of the Fiscal 1996 Annual
           Related Stockholder Matters         Report to Shareholders for the seven
                                               months ended April 30, 1996.

Item 6  -  Management's Discussion and         Pages 20-24 of the Fiscal 1996 Annual
           Analysis or Plan of Operation       Report to Shareholders for the seven
                                               months ended April 30, 1996.

Item 7  -  Financial Statements                Pages 8-19 of the Fiscal 1996 Annual
                                               Report to Shareholders for the seven
                                               months ended April 30, 1996.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Information required with respect to description of the Registrant's business is incorporated by reference to pages 6 through 8 of the Fiscal 1996 Annual Report to Shareholders.


ITEM 2. DESCRIPTION OF PROPERTY

Information required with respect to the Registrant's property is incorporated by reference to pages 6 through 8 of the Fiscal 1996 Annual Report to Shareholders.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the last month of the fiscal year covered by this report to a vote of security holders.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required with respect to the Registrant's common stock and related shareholder matters is incorporated herein by reference to the caption entitled "Shareholder Information" on Page 1 of the Fiscal 1996 Annual Report to Shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information required with respect to the Registrant's financial condition, changes in financial condition, and results of operations is incorporated herein by reference to Pages 20 through 24 of the Fiscal 1996 Annual Report to Shareholders.


ITEM 7. FINANCIAL STATEMENTS

The required financial statements are incorporated herein by reference to Pages 8 through 19 of the Fiscal 1996 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial statement disclosure during the last two fiscal years.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the names and ages of all directors and executive officers of the Company, all positions and officers with the Company held by such persons, and the principal occupations of each during the past five years.

NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS FOR TERMS TO EXPIRE IN 1996

Robert E. Carlson          55       Director

    Mr. Carlson has been a director since 1987 and has served as Chairman of the Board since June 1994. He is the Manager of the Western Washington Fair Association in Puyallup. He is the Chairman of the Executive Committee and as Chairman of the Board, Mr. Carlson serves on all standing committees.

Nancy K. Dees              57       Director

    Ms. Dees has been a director since 1990. She holds a Bachelor of Science in Nursing and is a member of the Board of Directors of Northwest Regional Education Laboratory. Ms. Dees is also a member of the Board of Directors of Pierce County Medical Bureau and serves on the General Advisory Council of Bates Technical College in Tacoma. She is Vice President of the Puyallup School District Board of Directors. Ms. Dees is a member of the Compensation Committee.


Lawrence E. Hard           52       Director

    Mr. Hard has been a director since 1987 and has served as Secretary of the corporation since 1982. He is an attorney and shareholder of the law firm of LeSourd & Patten, P.S. Mr. Hard is the Chairman of the Nominations Committee and a member of the Executive Committee.


Thomas F. Leonard          52       President and Director

    Mr. Leonard, has been a director since 1987 and has served as President of the corporation for the last eleven years. Prior to joining Crystal, he was Vice President, Corporate Administration for Vail, Beaver Creek. He has served on the board of the National Ski Areas Association and Washington State Ski Industries and is immediate past Chairman of the Pacific Northwest Ski Areas Association. Mr. Leonard is a member of the Executive Committee.


MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE WHOSE TERMS EXPIRE IN
1997

William S. Coghill               68         Director

    Mr. Coghill has been a director since 1985. He established the forest products industry consulting firm, Coghill & Associates, in 1989, after 25 years with Weyerhaeuser Company where his last position was Technology Marketing Manager. Since September 1995, he has worked for Tom Torrens Sculpture & Design, Inc., in Gig Harbor, Washington. Mr. Coghill is a member of the Compensation, Marketing and Public Relations Committees.


Peter F. DeLaunay                46         Director

    Mr. DeLaunay, has served as director since 1992. He is a marketing professional who has worked with Crystal and Sun Valley resorts, and Helly-Hansen ski wear. Mr. DeLaunay is the President of DeLaunay Communications, Inc. He was formerly SVP/Director of Client Services for Hill and Knowlton, Inc. and EVP/Client Services Director for Elgin Syferd, Inc. Mr. DeLaunay serves on the Marketing and Public Relations Committee.

Robert J. Diercks                55         Director

    Mr. Diercks has been a director since 1985. He is an attorney and a partner in the law firm of Foster Pepper & Shefelman. Mr. Diercks is currently a member of the Compensation Committee.


David W. Gossard                 66         Director

    Mr. Gossard, has served as a director since October, 1994. He is an attorney who is currently a sole practitioner whose practice includes advising various business clients. Mr. Gossard is an experienced skier and has been a shareholder of the Company since 1963.


MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE WHOSE TERMS EXPIRE IN
1998

William W. Jeude           49       Treasurer and Director

    Mr. Jeude has served as a director since 1992, and has served as Treasurer of the corporation for one year. He is the owner and President of the Univest group of companies involved in investment banking and brokerage, mergers and acquisitions, and real estate brokerage, investment and development. Mr. Jeude has been a licensed general securities principal and broker since 1982, affiliated with Craig and Associates, Inc., a securities brokerage firm, as a registered representative since 1991. Mr. Jeude is a CPA and also holds a real estate designated broker license. He is chair of the Budget/Finance/Audit Committee.


Delight S. Mahalko         61       Director

    Ms. Mahalko has been a director since 1983. Since April of 1991, she has been an Executive Secretary for the Pacific Northwest Ski Areas Association. She has also served as Secretary for the Washington State Ski Industries. Ms. Mahalko worked as an Administrative Assistant for Mel Borgersen Consultants, International Ski Resort Consultants from January 1968 to April 1991. She is a member of the Budget/Finance/Audit Committee.


James C. Martinson         50       Director

    Mr. Martinson, has been a director since 1992. From 1981 through 1992, he owned and operated Magic in Motion which manufactures sporting equipment for the disabled. In 1992, he merged his corporation with Sunrise Medical and now acts as manager of marketing for the Shadow Products division. Mr. Martinson is also an Olympic Gold Medalist for the U.S. Disabled Ski Team. He is a member of the Marketing and Public Relations Committee.

W. David Schodde, Jr.            54         Director

    Mr. Schodde has been a director since 1983. He has served as Vice Chairman of the Board since June 1994. He has been the President of Enumclaw Landscape Maintenance, Inc., for the past twenty-four years, and the owner of Enumclaw Nursery for ten years. He is Vice Chairman of the Green River Community College Board of Trustees. Mr. Schodde is the Chairman of the Compensation Committee and a member of the Executive and the Budget/Finance/Audit Committees.


EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

Peter G. Gillis                  41         V.P. Mountain Operations

    Mr. Gillis' joined Crystal Mountain in 1990 as Vice President of Mountain Operations. Prior to Crystal, he worked as the assistant General Manager for Bretton Woods Ski Area in New Hampshire from 1987 through 1990.



BENEFICIAL OWNERSHIP AND MANAGEMENT OWNERSHIP

         As of August 12, 1996, there were no beneficial owners of more than five percent (5%) of the outstanding Class A Shares of the Company. Beneficial owners of more than five percent (5%) of the Class B Shares as of August 12, 1996 are as follows:

         NAME & ADDRESS OF BENEFICIAL OWNER        CLASS    NUMBER    PERCENTAGE
         ----------------------------------        -----    ------    ----------
         Wallace T. Staatz                           B       700        98.6%
         PO Box 490
         Orting, WA 98360

         Directors, nominees for Director and Officers of the Company beneficially owned the following voting securities of the Company as of August 12, 1996:

         OWNER                                     CLASS    NUMBER    PERCENTAGE
         -----                                     -----    ------    ----------
         Robert E. Carlson                          A         20         .08%
         William S. Coghill                         A         21         .08%
         Nancy K. Dees                              A         30         .11%
         (Ms. Dees' 30 shares are owned
         jointly with Paul Dees)
         Peter F. DeLaunay                          A         20         .08%
         Robert J. Diercks                          A         20         .08%
         David W. Gossard                           A         60         .23%
         Lawrence E. Hard                           A         60         .23%
         William W. Jeude                           A         44         .16%
         Thomas F. Leonard                          A          1         .00%
         Delight S. Mahalko                         A         20         .08%
         James C. Martinson                         A          5         .01%
         W. David Schodde, Jr.                      A         50         .19%
         (Of 50 shares shown for Mr. Schodde,
         29 shares are owned jointly by
         Mr. Schodde and his wife, Gretchen
         Allen Schodde, and 21 shares are
         owned of record by his wife.)
                                                   ---       ---        -----
         All directors and officers as group        A        353        1.32%



ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain information for the Company's Chairman of the Board who performs the duties of the Chief Executive Officer and the other executive officer whose annual salary and bonus exceeds $100,000 for services rendered in all capacities during the seven months of the fiscal year ended April 30, 1996. The information includes the dollar value of base salaries, bonuses, the Company's contribution to the 401(k) retirement plan and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                                       401(k)
NAME AND PRINCIPAL                 FISCAL                                         RETIREMENT          ALL OTHER
    POSITION                        YEAR          SALARY           BONUS             PLAN            COMPENSATION
------------------                 ------         ------           -----          ----------         ------------
Robert E. Carlson                   1996        $    7,000        $      0        $       0          $        0
Chairman of the Board               1995            12,000               0                0                   0
                                    1994             3,000               0                0                   0

Thomas F. Leonard                   1996            60,500              (1)              (2)               4,400(3)
President (4)                       1995           110,000               0             4,900               4,400
_______________________             1994            89,700               0             2,027              12,105

(1)  The amount of the bonus, if any, for 1996 is yet to be determined.

(2) The employer contribution to the retirement plan has not yet been made for 1996.

(3) The President receives the use of a car and rent-free use of living quarters located at Crystal Mountain Resort, the combined value of which is estimated to be as listed. The Board of Directors feel that it is essential that the President live at Crystal Mountain and provides a residence because no adequate private housing is otherwise available.

(4) Effective October 1, 1994, Mr. Leonard was covered by a Deferred Compensation Contract by which the Company pays money into a special account that will be available to Mr. Leonard when he terminates employment. The Company paid $30,000 into the account for Mr. Leonard's past years of service and $11,000 for the 1994-1995 fiscal year. It is anticipated that the payment for the current fiscal year will be approximately $6,325.

The President, Thomas F. Leonard, the Vice President of Mountain Operations, Peter G. Gillis, and Robert E. Carlson, the Chairman of the Board, received cash compensation. All other executive officers and directors of the Company receive the equivalent of two season passes. The value of each season pass is $650 based on the full 1995-1996 season pass price. The passes were issued to eleven executive officers and directors for the 1995-1996 ski season.

Effective May 1, 1996 the President, Thomas F. Leonard is covered by a three year employment agreement that is subject to renewal annually. The agreement specifies that Mr. Leonard be paid at a rate to be established annually by the Board of Directors and provides for severance pay. Severance pay varies depending upon the circumstance of termination. Termination without cause would result in payment of six months' salary while termination as a result of a sale or merger would result in payment of three years' salary and to be paid by the acquiring entity.


The Company did not award any Restricted Stock Awards, SARs or other options as part of its Executive Compensation.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following person is known to the Company to be the only beneficial owner of more than five percent of any class of the Company's voting securities, as of April 30, 1996:

                            NAME AND ADDRESS OF            AMOUNT BENEFICIALLY OWNED
TITLE OF CLASS               BENEFICIAL OWNER                    (NO. OF SHARES)             PERCENT OF CLASS
--------------              -------------------            -------------------------         ----------------
Class B                     Wallace T. Staatz                         700                           98.6
                            P.O. Box 490
                            Orting, WA  98360

Directors, nominees for Director and Officers of the Company beneficially owned the following voting securities of the Company as of April 30, 1996.

                                                               AMOUNT AND NATURE OF
                                        TITLE OF               BENEFICIAL OWNERSHIP
NAME OF BENEFICIAL OWNER                  CLASS                   (NO. OF SHARES)            PERCENT OF CLASS
------------------------                --------               --------------------          ----------------
Robert E. Carlson                          A                             20                         .08
William S. Coghill                         A                             21                         .08
Nancy K Dees(1)                            A                             30                         .11
Peter F. DeLaunay                          A                             20                         .08
Robert J. Diercks                          A                             20                         .08
David W. Gossard                           A                             62                         .23
Lawrence E. Hard                           A                             60                         .22
William W. Jeude                           A                             44                         .16
Thomas F. Leonard                          A                              1                         .00
Delight S. Mahalko                         A                             20                         .08
James C. Martinson                         A                              5                         .01
W. David Schodde, Jr.(2)                   A                             50                         .19
                                                                        ---                        ----
All directors and officers as group:       A                            353                        1.32

-----------------------

      (1) Ms. Dees' 30 shares are owned jointly with Paul Dees.

      (2) Of of 50 shares shown for Mr. Schodde, 29 shares are owned jointly by Mr. Schodde and his wife, Gretchen Allen Schodde, and 21 shares are owned of record by his wife.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period October 1, 1995 through April 30, 1996, the Company paid approximately $50,270 for legal services and costs to LeSourd & Patten, P.S. Lawrence E. Hard, a Director and officer of the Company, is a member of that firm. The Company paid approximately $16,920 for public relations services to DeLaunay Communications, Inc. Peter F. DeLaunay, a Director of the Company, is the President of that firm.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following are filed as part of this report:

         (1)   Financial Statements

               See Annual Report to Shareholders incorporated by reference.

                                                                                              Page in Annual
                                                                                             Report to Shareholders
                                                                                             ----------------------
               Financial Statements Index:

               Independent Auditors' Report                                                         8

               Balance Sheet as of April 30, 1996 and September 30, 1995                            9

               Statement of Operations for the seven months ended
               April 30, 1996 and year ended September 30, 1995                                    10

               Statement of Cash Flows for the seven months ended
               April 30, 1996 and year ended September 30, 1995                                    11

               Statement of Changes in Stockholders' Equity for the seven months ended April 30, 1996 and year ended
               September 30, 1995                                                                  12

               Notes to the Financial Statements                                                  12-19

         (2)   Exhibits:  See subparagraph (c) below

(b) The Company filed Form 8-K on March 21, 1996 covering Item 8. No financial statements were included in the filing.

(c)      See Exhibit Index on Pages 14 through 16.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crystal Mountain, Inc.
(Registrant)


/s/  Thomas F. Leonard
-----------------------
Thomas F. Leonard
President

/s/  Peter G. Gillis
-----------------------
Peter G. Gillis
Vice President, Mountain Operations


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                       Title                              Date
----------                                       -----                              ----
/s/  Robert E. Carlson                           Chairman of the Board,
--------------------------                       Director                           August 5, 1996
Robert E. Carlson


/s/  W. David Schodde, Jr.                       Vice Chairman of
--------------------------                       the Board, Director                August 5, 1996
W. David Schodde, Jr.


/s/  Thomas F. Leonard
--------------------------                       President and Director             August 5, 1996
Thomas F. Leonard


/s/  Lawrence E. Hard
--------------------------                       Secretary and Director             August 5, 1996
Lawrence E. Hard


/s/  William F. Jeude
--------------------------                       Treasurer and Director             August 5, 1996
William F. Jeude

/s/  William S. Coghill
--------------------------
William S. Coghill                               Director                           August 5, 1996


/s/  Nancy K. Dees
--------------------------
Nancy K. Dees                                    Director                           August 5, 1996


/s/  Peter F. DeLaunay
--------------------------
Peter F. DeLaunay                                Director                           August 5, 1996


/s/  Robert J. Diercks
--------------------------
Robert J. Diercks                                Director                           August 5, 1996


/s/  Delight S. Mahalko
--------------------------
Delight S. Mahalko                               Director                           August 5, 1996


/s/  James C. Martinson
--------------------------
James C. Martinson                               Director                           August 5, 1996


/s/  David W. Gossard
--------------------------
David W. Gossard                                 Director                           August 5, 1996

                                  EXHIBIT INDEX

Exhibit
Number
-------
1.1            * Form of best efforts underwriting agreement

1.2            * Form of supplement to underwriting agreement

2.0            * Boyne USA, Inc. Letter of Intent to acquire Crystal Mountain,
                 Inc. dated July 31, 1996.

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

10.28          * Amendments to term note with Seattle First National Bank dated
                 June 30, 1996

10.29          * Lease agreement between the Company and CIT Group/ Equipment
                 Financing, Inc. dated November 14, 1995

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

13.3             Annual Report to Security Holders dated April 30, 1996

15.1           * Letter of Langlow Tolles & Company, P.S. regarding unaudited interim financial information

16.1           * Letter from the Registrant's former independent accountant

22.1           * Proxy Statement for annual meeting of shareholders filed
                 November 11, 1995

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

28.1           * Master plan for Crystal Mountain Resort


*  Previously filed