Form 10QSB
period 1997-01-31
CRYSTAL MOUNTAIN INC
filed 1997-03-05
CIK 26020

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


    For the Quarter Ended                     Commission File Number 0-2374
      January 31, 1997

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

                                 Yes (X)    No ( )

At January 31, 1997, 26,609 shares of $50 par value Class A common stock and 710 shares of $20 par value Class B common stock were outstanding.

                             CRYTAL MOUNTAIN, INC.

                               TABLE OF CONTENTS


                                                                                                  Page No.
                                                                                                  --------
PART I        Financial Information

   Item 1     Financial Statements
                Balance Sheet                                                                       3
                Statement of Income                                                                 4
                Statement of Cash Flows                                                             5
                Notes to Financial Statements                                                       6

   Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                           7-9

PART II       Other Information

   Item 6     Exhibit Index                                                                         10

Signatures                                                                                          12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             CRYSTAL MOUNTAIN, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                           31-Jan       31-Jan
                                                            1997         1996
                                                         ----------   ----------
CURRENT ASSETS
    Cash and cash equivalents                            $  244,000   $  283,000
    Short-term investments                                  124,000      115,000
    Accounts receivable                                      60,000       69,000
    Inventories                                             298,000      193,000
    Prepaid expenses                                        128,000      158,000
                                                         ----------   ----------
         Total current assets                               854,000      818,000

LAND IMPROVEMENTS, BUILDINGS AND EQUIPMENT, net           7,417,000    7,944,000

OTHER ASSETS                                                114,000       88,000
                                                         ==========   ==========
TOTAL ASSETS                                             $8,385,000   $8,850,000
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                        663,000      666,000
    Accrued liabilities                                     610,000      965,000
    Interest payable                                         27,000       39,000
    Deferred income                                          74,000       64,000
    Current portion of term debt and leases                 250,000      250,000
                                                         ----------   ----------
         Total current liabilities                        1,624,000    1,984,000

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
      net of current portion                              4,156,000    3,707,000

DEFERRED INCOME TAX                                            --           --
                                                         ----------   ----------
         Total liabilities                                5,780,000    5,691,000

STOCKHOLDERS' EQUITY
    Common stock--
         Class A, $50 par value per share,
              90,000 shares authorized,
              26,609 issued and outstanding               1,331,000    1,331,000
         Class B, $20 par value per share,
              25,000 shares authorized,
              710 issued and outstanding                     14,000       14,000
    Additional paid-in capital                              505,000      505,000
    Retained earnings                                       755,000    1,309,000
                                                         ----------   ----------
         Total stockholders' equity                       2,605,000    3,159,000
                                                         ==========   ==========
TOTAL LIABILITIES & EQUITY                               $8,385,000   $8,850,000
                                                         ==========   ==========


                 See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)



                                                    For the Nine Months Ended
                                                             31-Jan
                                                  -----------------------------
                                                     1997              1996
                                                  -----------       -----------
REVENUES
    Mountain operations                           $ 4,285,000       $ 3,731,000
    Food services                                   1,118,000         1,048,000
                                                  -----------       -----------
                                                    5,403,000         4,779,000
                                                  -----------       -----------
EXPENSES
    Mountain operations                             2,665,000         2,367,000
    Food services                                   1,020,000         1,005,000
    General and administrative                      1,648,000         1,562,000
                                                  -----------       -----------
Income (loss) from operations                       5,333,000         4,934,000

    Depreciation and amortization                     707,000           700,000
    Interest                                          291,000           302,000
                                                  -----------       -----------
                                                    6,331,000         5,936,000
                                                  -----------       -----------

Income (loss) before income taxes                    (928,000)       (1,157,000)

Income tax benefit (expense)                          (13,000)           70,000
                                                  -----------       -----------

NET INCOME (LOSS)                                 $  (941,000)      $(1,087,000)
                                                  ===========       ===========

NET EARNINGS PER COMMON SHARE                     $    (34.44)      $    (39.79)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                        27,319            27,319
                                                  ===========       ===========

                 See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                        For the Nine Months Ended
                                                                  31-Jan
                                                        -------------------------
                                                           1997           1996
                                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (Loss)                                   $  (941,000)   $(1,087,000)

    Adjustments to reconcile net income (loss)
         to net cash provided by operating activities
       Depreciation and amortization                        707,000        700,000
       Change in
         Accounts receivable                                 20,000        (19,000)
         Inventories                                       (176,000)       (89,000)
         Prepaid expenses                                   (36,000)       (95,000)
         Other assets                                          --            5,000
         Accounts payable                                   420,000        490,000
         Accrued liabilities                                 63,000        497,000
         Interest payable                                     3,000         19,000
         Deferred income                                     26,000        (91,000)
         Deferred income tax                                               (55,000)
                                                        -----------    -----------
                                                             86,000        275,000
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Change in short-term investments                         (3,000)        (3,000)
    Capital expenditures                                   (338,000)      (727,000)
                                                        -----------    -----------
                                                           (341,000)      (730,000)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on long-term debt                        341,000        591,000
                                                        -----------    -----------
                                                            341,000        591,000
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                  86,000        136,000

CASH AND CASH EQUIVALENTS
    Beginning of period                                     158,000        147,000
                                                        -----------    -----------

    End of period                                       $   244,000    $   283,000
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION
    Cash paid during the period for interest            $   288,000    $   283,000
                                                        ===========    ===========

                 See accompanying notes to financial statements.

                             CRYSTAL MOUNTAIN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                                   (Unaudited)


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

         The financial statements should be read with reference to "management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to financial Statements" set forth in the Company's 10-KSB filing for the year ended April 30, 1996.


NOTE 2 - PROVISION FOR INCOME TAX

         There is no income tax provision for the interim periods reported because the Company has significant net operating loss carryforwards which are fully reserved.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


              NINE MONTHS ENDING JANUARY 31, 1997 COMPARED TO NINE
                         MONTHS ENDING JANUARY 31, 1996

Statements in this report covering future performance, developments, expectations or events, constitute forward looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

Effective March 20, 1996 the Board of Directors of Crystal Mountain, Inc. approved the change of the Company's fiscal year from a September 30 year end, to a new fiscal year end of April 30, (the fiscal year end used in its most recent filing with the Securities and Exchange Commission). This form 10-QSB is the third quarterly report filed under the new fiscal year. The change was made to smooth out the work flow for the staff throughout the year allowing the Company to reduce overhead costs. The new fiscal quarters are July 31, October 31, and January 31. The transition period report was the seven months ended April 30, 1996.

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

Historically the summer recreational operations generated a loss when isolated from the summer and fall ski season preparation costs. Summer results for the past two years have been negatively impacted by road construction on 10 miles of the main highway to the resort. The highway construction was completed in November 1996. In light of the road construction and the previous years poor performance management critically reviewed the summer recreation operations and developed a plan that retained these operations while reducing Summer's impact on overall profitability. These actions reduced the Company's losses from summer operations.

Opening day for the 1996 - 1997 ski season was Friday, November 22, 1996, and Friday, December 15, 1995, for the 1995 - 1996 ski season. The Company opened for operations 25 days earlier in 1997 than 1996. However, the average number of skier visits per day has been lower and has resulted in year to date skier visits only slightly greater than the prior year. For the nine months ended January 31, 1997, revenues are up $624,000 (13.1%) from the prior year while operating expenses were up $399,000 (8.1%) resulting in a increase of $225,000 (145.2%) of net operating income for the period. Mountain operations, food services, and general and administration expenses and were up by 12.6%, 1.5% and 5.5% respectively.

General and administrative includes $200,000 of legal and other costs associated with the potential acquisition of the Company by Boyne USA, Inc. These costs are not normal operating costs for the Company, and are not expected to be material to total operating costs for the year and therefore they are not reported separately on the statement of income. However, when these costs are considered in comparing general and administrative cost for the nine months ended January, 1997 to 1996, general and administrative costs were reduced $114,000 (9%) and overall operating expenses are only up $199,000 (4%) versus the $399,000
(8.1%).

Depreciation expense is up 1.0% from the prior nine months. Interest expense is down 3.6% from the prior nine months due to the resort opening earlier than the prior year.

The overall loss before income taxes is $928,000 (19.8%) or $229,000 less than the nine months ended January 31, 1996. A tax expense of $13,000 for 1997 and a tax benefit of $70,000 results in net after tax loss of $941,000 in 1997 and 1,087,000 in 1996 a decrease in net after tax loss of $146,000 (13.4%). Based upon projected operations for the balance of the ski season the Company will record a small loss for the fiscal year ending April 30, 1997, and be out of compliance with bank loan covenants for which a waiver will need to be obtained.

The Company's total bank debt is $4,406,000 at January 31, 1997, $449,000 greater than total bank debt at January 31, 1996, $3,957,000. Consecutive loss years have been raising the Company's bank debt, total bank debt at May 1, 1996, was $4,065,000, $694,000 greater than total bank debt at May 1, 1995, of $3,371,000. Cash management efforts during the Summer, and opening the ski season 25 days earlier than the prior year allowed the Company to not borrow as much and to begin to make payments earlier. Again, operating more days with generally the same number of paid skiers visits as the prior year has not allowed the Company to make payments to the bank significantly more than last year.

On July 31, 1996, the Company signed a Letter of Intent with Boyne USA, Inc. This understanding calls for the acquisition of the Company's stock, together with a commitment from Boyne USA to invest a minimum of $15 million of on-going capital improvements during the next ten years, $8 million of which are to be made during the next five years. In addition, Crystal Mountain shareholders will retain their lift privileges as a member in the Crystal Mountain Founders Club. This event was reported as a subsequent event on the transition report for the seven months ended April 30, 1996. The letter of intent was filed as an exhibit with the transition report filing. The acquisition of the Company has been unanimously approved by the Board of Directors and the stockholder vote is expected to be on or near March 25, 1997. If approved by the stockholders, Crystal Mountain, Inc., will become a wholly owned subsidiary of Boyne USA, Inc.

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

10.22      *    Lease agreement between the Company and the CIT Group/Equipment
                Financing, Inc. dated December 7, 1994
10.23      *    Employment agreement with Thomas F. Leonard dated February 2, 1995
10.24      *    Deferred compensation plan and agreement with Thomas F. Leonard dated
                February 2, 1995
10.25      *    Employment agreement with Peter G. Gillis dated February 25, 1995
10.26      *    Deferred compensation plan agreement with Peter G. Gillis dated February
                2, 1995
10.27      *    Letter dated November 7, 1995 from Seattle First National Bank to the Company waiving certain matters related to the term note between Seattle First national Bank and the Company
10.28      *    Amendments to term note with Seattle First National Bank dated June 30,
                1996
10.29      *    Lease agreement between the Company and CIT Group/Equipment
                Financing, Inc. dated November 14, 1995
10.30      *    Employment agreement with Thomas F. Leonard effective May 1, 1996
10.31      *    Employment agreement with George Schmidt effective May 1, 1996
10.32      *    Employment agreement with Peter G. Gillis effective May 1, 1996
10.33      *    Amendment for Term Special Use United States Forestry Service Permit
                dated April 25, 1996
13.1       *    Annual report to security holders dated September 30, 1994
13.2       *    Annual report to security holders dated September 30, 1995
13.3       *    Annual report to security holders dated April 30, 1996
15.1       *    Letter of Langlow Tolles & Company, P.S. regarding unaudited interim financial information
16.1       *    Letter from the Registrant's former independent accountant
22.1       *    Proxy Statement for annual meeting of shareholders
23.1       *    Consent of LeSourd & Patten, P.S.
23.2       *    Consent of Davis Wright & Jones
23.3       *    Consent of Langlow Tolles & Company, P.S.
23.4       *    Consent of Garvey, Schubert & Barer
24.1       *    Power of attorney
27.1       *    Financial Data Schedule Fiscal Year Ended September 30, 1995
27.2       *    Financial Data Schedule Quarter Ended December 31, 1995
27.3       *    Financial Data Schedule Quarter Ended March 31, 1996
27.4       *    Financial Data Schedule Fiscal Year Ended April 30, 1996
27.5       *    Financial Data Schedule Quarter Ended July 31, 1996
27.6       *    Financial Data Schedule Quarter Ended October 31, 1996
27.7            Financial Data Schedule Quarter Ended January 31, 1997
28.1       *    Master plan for Crystal Mountain Resort

* Previously Filed

                             CRYSTAL MOUNTAIN, INC.



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of March, 1997.



                             CRYSTAL MOUNTAIN, INC.




                               Date: March 3, 1997


                         By: \s\ Tom Leonard, President




                               Date: March 3, 1997

              By: \s\ George Schmidt, Director of Finance & Systems